Form 10QSB
period 1996-03-31
NATIONAL PROPERTY INVESTORS II
filed 1996-05-10
CIK 216679

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report
                   (As last amended by 34-32231, eff. 6/3/93.)


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 1996


[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                  For the transition period.........to.........


                          Commission file number 0-9138



                         NATIONAL PROPERTY INVESTORS II
        (Exact name of small business issuer as specified in its charter)



          California                                           13-2906846
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                          One Insignia Financial Plaza
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                              Issuer's phone number



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X  .  No      .


                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



a)                       NATIONAL PROPERTY INVESTORS II

                                  BALANCE SHEET
                      (in thousands, except for unit data)


                                                                        March 31,
                                                                           1996
                                                                       (Unaudited)
 Assets
 Cash and cash equivalents                                              $     254
 Escrow deposits                                                               66
 Security deposits and other assets                                           101
 Investment properties:
      Land                                             $      352
      Buildings and related personal property               5,207
                                                            5,559
      Less accumulated depreciation                        (3,941)          1,618

      Total assets                                                      $   2,039

 Liabilities and Partners' Equity

 Accounts payable and accrued expenses                                  $     104
 Tenants' security deposits payable                                            57
 Mortgage payable                                                           1,189

 Partners' Equity (Deficit):

 Limited partners' (45,656 units outstanding)          $      712
 General partners'                                            (23)            689

      Total liabilities and partners' equity                            $   2,039


                        See Notes to Financial Statements

b)                       NATIONAL PROPERTY INVESTORS II

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except for unit data)

                                                          Three Months Ended
                                                               March 31,
                                                          1996            1995
 Revenues:
    Rental income                                       $     300       $     297
    Other income                                               15              13
          Total revenues                                      315             310

 Expenses:
    Operating                                                 183             163
    Depreciation                                               43              65
    General and administrative                                 34              48
    Mortgage interest                                          27              34
          Total expenses                                      287             310

 Net income                                             $      28       $      --

 Net income allocated to general partners (1%)          $      --       $      --
 Net income allocated to limited partners (99%)                28              --

 Net income                                             $      28       $      --

 Net income per limited partnership unit                $     .61       $      --

                        See Notes to Financial Statements

   c)                    NATIONAL PROPERTY INVESTORS II

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)


                                  Limited       General        Limited
                                Partnership    Partners'      Partners'        Total
                                   Units        Deficit        Equity          Equity
Original capital contributions      45,656       $     1       $  22,828      $  22,829

Partners' (deficit) equity at
   December 31, 1995                45,656       $   (23)      $     684      $     661

Net income for the three
   months ended March 31, 1996          --            --              28             28

Partners' (deficit) equity at
   March 31, 1996                   45,656       $   (23)      $     712      $     689

                        See Notes to Financial Statements

d)                       NATIONAL PROPERTY INVESTORS II

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                      (in thousands, except for unit data)

                                                             Three Months Ended
                                                                  March 31,
                                                             1996            1995
 Cash flows from operating activities:
    Net income                                              $     28        $     --
    Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation                                                 43              65
     Amortization of mortgage costs                               --               3

 Change in accounts:
     Escrow deposits                                              74             (24)
     Security deposits and other assets                          (14)             (2)
     Accounts payable and accrued expenses                       (36)             13
     Tenants' security deposits payable                           (6)              2

 Net cash provided by operating activities                        89              57

 Cash flows from investing activities:
     Property improvements and replacements                      (11)            (17)

 Net cash used in investing activities                           (11)            (17)

 Cash flows from financing activities:
     Mortgage principal repayments                               (40)            (37)

 Net cash used in financing activities                           (40)            (37)

 Net increase in cash and cash equivalents                        38               3

 Cash and cash equivalents at beginning of period                216             330

 Cash and cash equivalents at end of period                 $    254        $    333

 Supplemental information:
    Interest paid                                           $     30        $     31

                        See Notes to Financial Statements


e)                       NATIONAL PROPERTY INVESTORS II

                          NOTES TO FINANCIAL STATEMENTS


Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

   Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions with Affiliated Parties

   The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with Insignia Financial Group, Inc., National Property Investors, Inc., and affiliates were charged to expense in 1996 and 1995:

                                                      For the Three Months Ended
                                                              March 31,
                                                         1996           1995

Property management fees (included in operating
   expenses)                                           $ 15,000       $ 15,000

Reimbursement for services of affiliates (included       25,000         41,000
   in general and administrative expenses)


   For the period from January 19, 1996, to March 31, 1996, the Partnership insured its property under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner, acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.


Note B - Transactions with Affiliated Parties (continued)

   Included in operating expenses for the three months ended March 31, 1995, are insurance premiums of approximately $10,000 which were paid to the Managing General Partner under a master insurance policy arranged for by the Managing General Partner.

   NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner") is the general partner of the Partnership. NPI Equity is a wholly owned subsidiary of National Property Investors, Inc. ("NPI, Inc.") On August 17, 1995, the stockholders of NPI, Inc. entered into an agreement to sell to IFGP Corporation, a Delaware corporation ("Insignia"), all of the issued and outstanding common stock of NPI, Inc. for an aggregate purchase price of $1,000,000. The closing of the transactions comtemplated by the above mentioned agreement (the "Closing") occured on January 19, 1996.

Upon the closing, the officers and directors of NPI and NPI Equity resigned and IFGP Corporation caused new officers and directors to each of those entities to be elected.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The Partnership's investment property consists of one apartment complex, Sugar Mill Apartments, located in Melbourne, Florida. The average occupancy for the three month periods ended March 31, 1996 and 1995 was 94% and 98%, respectively. The decline in occupancy from 1995 to 1996 is attributable to a higher level of turnover than in previous years from the student tenants.

   The Partnership's net income for the three months ended March 31, 1996, was approximately $28,000 versus breaking even for the same period of 1995. The increase in net income is attributable to decreases in depreciation expense, general and administrative expense and interest expense. The decrease in depreciation expense was due to approximately $396,000 of fixed assets becoming fully depreciated in 1995; the decrease in general and administrative expenses is due to a decrease in cost reimbursements of the Managing General Partner; and the decrease in interest expense is attributable to the amortization of the mortgage principal balance. Additionally, there was an increase in other income which was attributable to an increase in lease cancellation fees due to the increased turnover. Partially offsetting these increases to income, was an increase in operating expenses which is attributable to an increase in water expenses due to two slab leaks which have now been repaired.

   As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

   At March 31, 1996, the Partnership had unrestricted cash of $254,000 as compared to $333,000 at March 31, 1995. Net cash provided by operating activities increased primarily as a result of a decrease in escrows caused by a change in the timing of the payment of the real estate taxes along with an increase in accounts payable and accrued expenses due to the prepayment of rent. The decrease in cash used in investing activities is due to a decrease in property replacements. The increase in cash used in financing activities is due to the amortization of the mortgage principal balance.

   The Managing General Partner has extended to the Registrant a $300,000 line of credit. At the present time, the Registrant has no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Registrant's only unused source of liquidity.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $1,189,000 is based on a variable rate, amortized over a ten year period so that the mortgage will be repaid on the maturity date of October 5, 2001. Future cash distributions will depend on the levels of cash generated from operations, a property sale, and the availability of cash reserves. No cash distributions were paid in 1995 or during the first quarter of 1996.

To date, limited partners have received cash in excess of their original investment. Any additional return is dependent upon the operations and eventual sales price of the Registrant's remaining property.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   b) Reports on Form 8-K: Form 8-K dated January 19, 1996 was filed reporting the change in control of the Registrant.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 NATIONAL PROPERTY INVESTORS II


                                 By:   NPI EQUITY INVESTMENTS, INC.
                                       Managing General Partner


                                       /s/William H. Jarrard, Jr.
                                       President and Director


                                       /s/Ronald Uretta
                                       Principal Financial Officer
                                       and Principal Accounting Officer

                                 Date:  May 9, 1996