Form 10QSB
period 1996-06-30
NATIONAL PROPERTY INVESTORS II
filed 1996-08-08
CIK 216679

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


                  For the quarterly period ended June 30, 1996


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





                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



a)                       NATIONAL PROPERTY INVESTORS II

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 1996

 Assets
      Cash and cash equivalents                                        $      242
      Escrow for taxes                                                         90
      Other assets                                                             90
      Investment properties:
            Land                                        $     352
            Buildings and related personal property         5,223
                                                            5,575
            Less accumulated depreciation                  (3,985)          1,590

                                                                       $    2,012

 Liabilities and Partners' Capital (Deficit)

 Liabilities

      Accounts payable and accrued expenses                            $      131
      Tenant security deposits                                                 53
      Mortgage note payable                                                 1,149

 Partners' Capital (Deficit):

      Limited partners' (45,656 units outstanding)      $     702
      General partner's                                       (23)            679

                                                                       $    2,012


                        See Notes to Financial Statements

b)                       NATIONAL PROPERTY INVESTORS II

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Three Months Ended             Six Months Ended
                                         June 30,                       June 30,
                                   1996           1995           1996             1995
 Revenues:
   Rental income                  $    294        $    280       $   594         $  577
   Other income                         17              18            32             31
          Total revenues               311             298           626            608

 Expenses:
   Operating                           198             184           381            347
   Interest                             30              30            57             64
   Depreciation                         45              45            88            110
   General and administrative           48              52            82            100
          Total expenses               321             311           608            621

   Net (loss) income              $    (10)       $    (13)      $    18       $    (13)

 Net (loss) income allocated
   to general partner (1%)        $     --       $      --       $    --       $     --

 Net (loss) income allocated
    to limited partners (99%)          (10)            (13)           18            (13)
                                  $    (10)      $     (13)      $    18       $    (13)
 Net (loss) income per
   limited partnership unit       $   (.22)      $    (.28)      $   .39       $   (.28)

                        See Notes to Financial Statements


  c)                     NATIONAL PROPERTY INVESTORS II

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)


                                  Limited       General        Limited
                                Partnership    Partner's       Partners'
                                   Units        Deficit         Equity           Total
Original capital contributions      45,656       $     1       $  22,828      $  22,829

Partners' (deficit) capital at
   December 31, 1995                45,656       $   (23)      $     684      $     661

Net income for the six
   months ended June 30, 1996           --            --              18             18

Partners' (deficit) capital at
   June 30, 1996                    45,656       $   (23)      $     702      $     679


                        See Notes to Financial Statements


d)                       NATIONAL PROPERTY INVESTORS II

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                              Six Months Ended
                                                                  June 30,
                                                             1996            1995
 Cash flows from operating activities:
    Net income (loss)                                      $      18      $      (13)
    Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
     Depreciation                                                 88             110
     Amortization of mortgage costs                               --               4
     Change in accounts:
       Escrow for taxes                                           50             (48)
       Other assets                                               (3)             (7)
       Accounts payable and accrued expenses                     (10)             26
       Tenant security deposit liabilities                       (10)            (10)

    Net cash provided by operating activities                    133              62

 Cash flows from investing activities:
     Property improvements and replacements                      (27)            (19)

    Net cash used in investing activities                        (27)            (19)

 Cash flows from financing activities:
     Payments of mortgage note payable                           (80)            (76)

    Net cash used in financing activities                        (80)            (76)

 Net increase (decrease) in cash and cash equivalents             26             (33)

 Cash and cash equivalents at beginning of period                216             330

 Cash and cash equivalents at end of period                $     242        $    297

 Supplemental information:
    Cash paid for interest                                 $      59        $     60

                        See Notes to Financial Statements

e)                       NATIONAL PROPERTY INVESTORS II

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors II (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

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

The following transactions with affiliates of Insignia Financial Group, Inc. ("Insignia"), National Property Investors, Inc.("NPI"), and affiliates of NPI were charged to expense in 1996 and 1995:

                                                       For the Six Months Ended
                                                               June 30,
                                                         1996           1995

Property management fees (included in operating
   expenses)                                            $31,000      $30,000
Reimbursement for services of affiliates (included
   in general and administrative expenses)               59,000       84,000

For the period from January 19, 1996, to June 30, 1996, the Partnership insured its property under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Note B - Transactions with Affiliated Parties (continued)

Included in operating expenses for the six months ended June 30, 1995, are insurance premiums of approximately $20,000 which were paid to the Managing General Partner under a master insurance policy arranged for by the Managing General Partner.

NPI Equity is the general partner of the Partnership. NPI Equity is a wholly-owned subsidiary of NPI.

On August 17, 1995, the stockholders of NPI entered into an agreement to sell to IFGP Corporation, a Delaware corporation, an affiliate of Insignia, a Delaware corporation, all of the issued and outstanding common stock of NPI for an aggregate purchase price of $1,000,000. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

Upon the Closing, the officers and directors of NPI and the Managing General Partner resigned and IFGP Corporation caused new officers and directors to each of those entities to be elected.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership has one investment property, Sugar Mill Apartments, located in Melbourne, Florida. The average occupancy for the six month periods ended June 30, 1996 and 1995, was 93% and 94%, respectively.

The Partnership's net income for the six months ended June 30, 1996, was approximately $18,000 compared to a net loss of approximately $13,000 for the same period of 1995. The Partnership incurred a net loss of approximately $10,000 for the three months ended June 30, 1996 compared to a net loss of approximately $13,000 for the three months ended June 30, 1995. The increase in net income for the six month period is attributable to decreases in depreciation and general and administrative expenses. The decrease in depreciation expense was due to approximately $396,000 of fixed assets becoming fully depreciated in 1995. The decrease in general and administrative expenses is due to a decrease in cost reimbursements paid to affiliates of the Managing General Partner.

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

At June 30, 1996, the Partnership had unrestricted cash of $242,000 as compared to $297,000 at June 30, 1995. Net cash provided by operating activities increased primarily as a result of a decrease in escrows caused by a change in the timing of the payment of the real estate taxes. The increase in cash used in investing activities is due to an increase in property improvements. The increase in cash used in financing activities is due to the payment of the mortgage principal balance.

The Managing General Partner has extended to the Partnership a $300,000 line of credit. At the present time, the Partnership has no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $1,149,000 is based on a variable rate, amortized over a ten year period so that the mortgage will be repaid on the maturity date of October 5, 2001, subject to the holder's right to call the mortgage at one year intervals commencing October 5, 1994. If the mortgage is not called by the holder, the Partnership is required to pay an "extension fee" equal to one-half on one percent (0.5%) of the then outstanding principal balance on the mortgage for each year during which the mortgage is not so called. The Managing General Partner is confident that the mortgage can be extended or replaced should the holder elect to call the mortgage in October 1996. The Managing General Partner currently is marketing the Partnership's investment property for sale. Future cash distributions will depend on the levels of cash generated from operations, a property sale, and the availability of cash reserves. No cash distributions were paid in 1995 or during the first six months of 1996.

To date, limited partners have received cash in excess of their original investment. Any additional return is dependent upon the operations and eventual sales price of the Partnership's remaining property.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   b) Reports on Form 8-K: None filed during the quarter ended June 30, 1996.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 NATIONAL PROPERTY INVESTORS II


                                 By:   NPI EQUITY INVESTMENTS, INC.
                                       Its Managing General Partner


                                 By:   /s/William H. Jarrard, Jr.
                                       President and Director


                                 By:   /s/Ronald Uretta
                                       Principal Financial Officer
                                       and Principal Accounting Officer



                                 Date: August 8, 1996