Form 10QSB
period 1996-09-30
NATIONAL PROPERTY INVESTORS II
filed 1996-11-06
CIK 216679

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


              For the quarterly period ended September 30, 1996


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


                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


a)                     NATIONAL PROPERTY INVESTORS II

                                BALANCE SHEET
                                 (Unaudited)
                       (in thousands, except unit data)

                              September 30, 1996

Assets
   Cash and cash equivalents                                         $      210
   Escrow for taxes                                                         114
   Other assets                                                              91
   Investment properties:
     Land                                            $    352
     Buildings and related personal property            5,239
                                                        5,591
     Less accumulated depreciation                     (4,030)            1,561

                                                                     $    1,976

Liabilities and Partners' Capital (Deficit)

Liabilities
   Accounts payable and accrued expenses                             $      142
   Tenant security deposits                                                  56
   Mortgage note payable                                                  1,108

Partners' Capital (Deficit):
   Limited partners' (45,656 units outstanding)      $    693
   General partner's                                      (23)              670

                                                                     $    1,976

                      See Notes to Financial Statements


b)                          NATIONAL PROPERTY INVESTORS II

                               STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)


                                  Three Months Ended         Nine Months Ended
                                     September 30,             September 30,
                                   1996         1995         1996        1995
Revenues
   Rental income                  $  289      $  249        $  883      $  826
   Other income                       20          15            52          46
     Total revenues                  309         264           935         872

Expenses:
   Operating                         219         167           600         514
   Interest                           28          30            85          94
   Depreciation                       44          55           132         165
   General and administrative         27          47           109         147
     Total expenses                  318         299           926         920

      Net (loss) income           $   (9)     $  (35)       $    9      $  (48)

Net (loss) income allocated
   to general partner (1%)        $   --      $   --        $   --      $   --
Net (loss) income allocated
   to limited partners (99%)          (9)        (35)            9         (48)
                                  $   (9)     $  (35)       $    9      $  (48)

Net (loss) income per
   limited partnership unit       $ (.20)     $ (.76)       $  .20      $(1.04)

                       See Notes to Financial Statements

c)                           NATIONAL PROPERTY INVESTORS II

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                            (in thousands, except unit data)

                                       Limited      General     Limited
                                     Partnership   Partner's   Partners'
                                        Units       Deficit     Equity       Total
Original capital contributions          45,656     $     1    $ 22,828     $ 22,829

Partners' (deficit) capital
  at December 31, 1995                  45,656     $   (23)   $    684     $    661

Net income for the nine
  months ended September 30, 1996                       --           9            9

Partners' (deficit) capital
  at September 30, 1996                 45,656     $   (23)   $    693     $    670

                       See Notes to Financial Statements

d)                         NATIONAL PROPERTY INVESTORS II

                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                           Nine Months Ended
                                                             September 30,
                                                           1996         1995
Cash flows from operating activities:
  Net income (loss)                                     $     9       $  (48)
  Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depreciation                                             132          165
   Amortization of mortgage costs                            --            5
   Change in accounts:
     Escrow for taxes                                        26          (73)
     Other assets                                            (4)           4
     Accounts payable and accrued expenses                    2           49
     Tenant security deposit liabilities                     (7)         (10)

       Net cash provided by operating activities            158           92

Cash flows from investing activities:
   Property improvements and replacements                   (43)         (52)

       Net cash used in investing activities                (43)         (52)

Cash flows from financing activities:
   Payments of mortgage note payable                       (121)        (115)

        Net cash used in financing activities              (121)        (115)

Net decrease in cash and cash equivalents                    (6)         (75)

Cash and cash equivalents at beginning of period            216          330

Cash and cash equivalents at end of period              $   210       $  255

Supplemental information:
  Cash paid for interest                                $    87       $   89


                       See Notes to Financial Statements

e)                          NATIONAL PROPERTY INVESTORS II

                            NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of National Property Investors II (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

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

NPI Equity is the general partner of the Partnership. NPI Equity is a wholly-owned subsidiary of National Properties Investors, Inc. ("NPI").

On August 17, 1995, the stockholders of NPI entered into an agreement to sell to IFGP Corporation, a Delaware corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"), a Delaware corporation, all of the issued and outstanding common stock of NPI for an aggregate purchase price of $1,000,000. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

Upon the Closing, the officers and directors of NPI and the Managing General Partner resigned and IFGP Corporation caused new officers and directors to each of those entities to be elected.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were charged to expense in 1996 and 1995:

                                                   For the Nine Months Ended
                                                         September 30,
                                                        1996          1995

Property management fees (included in operating
  expenses)                                          $ 46,000     $ 41,000

Reimbursement for services of affiliates
  (included in general and administrative
  expenses)                                          $ 72,000      127,000


For the period from January 19, 1996, to September 30, 1996, the Partnership insured its property under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Included in operating expenses for the nine months ended September 30, 1995, are insurance premiums of approximately $30,000 which were paid to the Managing General Partner under a master insurance policy arranged for by the Managing General Partner.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership has one investment property, Sugar Mill Apartments, located in Melbourne, Florida. The average occupancy for both the nine month periods ended September 30, 1996 and 1995, was 91%.

The Partnership's net income for the nine months ended September 30, 1996, was approximately $9,000 compared to a net loss of approximately $48,000 for the same period of 1995. The Partnership incurred a net loss of approximately $9,000 for the three months ended September 30, 1996, compared to a net loss of approximately $35,000 for the three months ended September 30, 1995. The increase in net income for the nine month period is attributable to an increase in revenues and a decrease in depreciation and general and administrative expenses, offset by an increase in operating expense. While occupancy remained consistent for both the nine months ended September 30, 1996 and 1995, average rental rates increased leading to an increase in rental income at Sugar Mill Apartments. The decrease in depreciation expense was due to approximately $396,000 of fixed assets becoming fully depreciated in 1995. The decrease in general and administrative expenses is due to a decrease in cost reimbursements paid to affiliates of the Managing General Partner. Operating expense increased due to increased advertising costs, utility costs and plumbing repairs at Sugar Mill Apartments.

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

At September 30, 1996, the Partnership had unrestricted cash of $210,000 as compared to $255,000 at September 30, 1995. Net cash provided by operating activities increased as a result of an increase in net income, as noted above, and a decrease in escrows for taxes. The decrease in escrows for taxes was caused by a change in the timing of the payment of the real estate taxes. The decrease in cash used in investing activities is due to a decrease in property improvements. The increase in cash used in financing activities is due to the increase in payments of the mortgage notes payable.

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

The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $1,108,000 is based on a variable rate, amortized over a ten year period so that the mortgage will be repaid on the maturity date of October 5, 2001, subject to the holder's right to call the mortgage at one year intervals commencing October 5, 1994. If the mortgage is not called by the holder, the Partnership is required to pay an "extension fee" equal to one-half on one percent (0.5%) of the then outstanding principal balance on the mortgage for each year during which the mortgage is not so called. The Managing General Partner is currently in negotiations to sell the Partnership's investment property to an unaffiliated third party. Future cash distributions will depend on the levels of cash generated from operations, a property sale, and the availability of cash reserves. No cash distributions were paid in 1995 or during the nine months ended September 30, 1996.

To date, limited partners have received cash in excess of their original investment. Any additional return is dependent upon the operations and eventual sales price of the Partnership's remaining property.


                             PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

 b) Reports on Form 8-K: None filed during the quarter ended September 30, 1996.


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


                           Date: November 6, 1996